Form 10QSB
period 2007-06-30
Royal Blue Exploration, Inc.
filed 2007-09-18
CIK 1389194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended June 30, 2007.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ____________ to ____________

                       Commission File Number 333-1389194


                          Royal Blue Exploration, Inc.
        (Exact name of small Business Issuer as specified in its charter)


           Nevada                                           Pending
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


      160 West 5th Street, Suite 208
North Vancouver, British Columbia, Canada                    V7M 1J8
 (Address of principal executive offices)             (Postal or Zip Code)


          Issuer's telephone number, including area code: 604-904-2432


                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,550,000 Shares of $0.001 par value common stock outstanding as of September 17, 2007.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                    June 30,        September 30,
                                                                      2007               2006
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  8,112           $ 15,742
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   8,112             15,742
Mineral interest acquisition costs, less reserve
 for impairment of $5,000                                                 --                 --
                                                                    --------           --------

TOTAL ASSETS                                                        $  8,112           $ 15,742
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     --           $  5,000
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                 --              5,000
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
   authorized 75,000,000 shares,
   issued and outstanding 7,550,000 shares                             7,550              7,550
  Additional paid-in capital                                          13,950             13,950
  Deficit accumulated during the exploration stage                   (13,388)           (10,758)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             8,112             10,742
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  8,112           $ 15,742
                                                                    ========           ========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                                                                                     during the
                                                                                                                     exploratin
                                                                                     Nine months       Period          stage
                                                     Three months ended June 30,       ended       March 15, 2006  (March 15, 2006
                                                     ---------------------------      June 30,     (inception) to    to June 30,
                                                        2007             2006           2007            2006            2007)
                                                     ----------       ----------     ----------      ----------      ----------
                                                     (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
REVENUE                                              $       --       $       --     $       --      $       --      $       --
                                                     ----------       ----------     ----------      ----------      ----------
COSTS AND EXPENSES
  General and administrative                              1,904              724          2,630             724           8,388
  Impairment of mineral interest acquisition costs           --            2,500             --           2,500           5,000
                                                     ----------       ----------     ----------      ----------      ----------
Total Costs and Expenses                                  1,904            3,224          2,630           3,224          13,388
                                                     ----------       ----------     ----------      ----------      ----------
NET LOSS                                             $   (1,904)      $   (3,224)    $   (2,630)     $   (3,224)     $  (13,388)
                                                     ==========       ==========     ==========      ==========      ==========

NET LOSS PER SHARE
  Basic and diluted                                  $    (0.00)      $    (0.00)    $    (0.00)     $    (0.00)
                                                     ==========       ==========     ==========      ==========

NUMBER OF COMMON SHARES USED TO COMPUTE LOSS
PER SHARE
  Basic and Diluted                                   7,550,000        6,500,000      7,550,000       6,500,000
                                                     ==========       ==========     ==========      ==========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period March 15, 2006 (Inception) to June 30, 2007
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                   Common Stock,                         Accumulated
                                                 $0.001 Par Value         Additional     During the         Total
                                               ---------------------       Paid-in       Development     Stockholders'
                                               Shares         Amount       Capital          Stage           Equity
                                               ------         ------       -------          -----           ------
Common stock issued for cash
  - April 21, 2006 at $0.001 per share       6,500,000      $   6,500     $      --       $      --       $   6,500
  - July 26, 2006 at $0.01 per share         1,000,000          1,000         9,000              --          10,000
  - August 16, 2006 at 0.10 per share           50,000             50         4,950              --           5,000
Net loss for the period March 15, 2006
(inception) to September 30, 2006                   --             --            --         (10,758)        (10,758)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2006 (audited)        7,550,000          7,550        13,950         (10,758)         10,742

Net loss (unaudited)                                --             --            --          (2,630)         (2,630)
                                             ---------      ---------     ---------       ---------       ---------

Balance, June 30, 2007 (unaudited)           7,550,000      $   7,550     $  13,950       $ (13,388)      $   8,112
                                             =========      =========     =========       =========       =========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            Cumulative
                                                                                                            during the
                                                                                                            exploratin
                                                                      Nine months          Period             stage
                                                                        ended          March 15, 2006     (March 15, 2006
                                                                       June 30,        (inception) to       to June 30,
                                                                         2007               2006               2007)
                                                                       --------           --------           --------
                                                                      (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (2,630)          $ (3,224)          $(13,388)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Impairment of mineral interest acquisition costs                        --              2,500              5,000
     Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                            (5,000)                --                 --
                                                                       --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     (7,630)              (724)            (8,388)
                                                                       --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral interest and expenditure of related costs           --             (2,500)            (5,000)
                                                                       --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                         --             (2,500)            (5,000)
                                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                        --              6,500             21,500
                                                                       --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES                         --              6,500             21,500
                                                                       --------           --------           --------

INCREASE (DECREASE) IN CASH                                              (7,630)             3,276              8,112
CASH, BEGINNING OF PERIOD                                                15,742                 --                 --
                                                                       --------           --------           --------

CASH, END OF PERIOD                                                    $  8,112           $  3,276           $  8,112
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                        $     --           $     --           $     --
                                                                       --------           --------           --------
  Income taxes paid                                                    $     --           $     --           $     --
                                                                       --------           --------           --------


See notes to financial statements.

ROYAL BLUE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

Note 1. Interim Financial Statements

        The unaudited financial statements as of June 30, 2007 and for the periods ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2007. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period March 15, 2006 (inception) to September 30, 2006 included in our Form SB-2/A filed July 6, 2007.

Note 2. Organization and Business Operations

        Royal Blue Exploration, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2006. During the period ended September 30, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the State of Nevada. The Company has not yet determined whether this property contains reserves that are economically recoverable.

Note 3. Mineral Interests Acquisition Costs

        On June 22, 2006, the Company acquired a 100% interest in a mineral exploration claim Royal Pit in the Yellow Pine Mining District located in the SE Quarter, Section 7, TWNSP 25 South, Range 60 East Meridian, Clark County Nevada for total consideration of $2,500.

        The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

        After a review of all relevant data relating to the mineral interest, the Company decided to record a reserve for impairment of all the mineral interest acquisition costs at September 30, 2006.

ROYAL BLUE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

Note 4. Common Stock

        From March 15, 2006 (inception) to September 30, 2006, the Company issued a total of 7,550,000 shares of common stock for total cash consideration of $21,500. No stock options or warrants have been issued.

        On February 9, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (the "SEC") to register 3,550,000 shares of common stock now held by certain stockholders (the "selling shareholders") of the Company. After the registration statement is declared effective by the SEC, the selling shareholders may sell their shares at $.10 per share until the shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices.

Note 5. Income Taxes

        Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2007, the Company had a net operating loss carryforward of $13,388, which may be available to reduce future years' taxable income through 2027. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At June 30, 2007, the valuation allowance established against the deferred tax asset is $4,552.

        Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change of ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one, two and three exploration programs on the Royal Pit Lode Claim. We anticipate that the cost of these programs will total $69,000. To date we have not commenced exploration on the Royal Pit Lode Claim.

The first phase would consist of trenching and sampling over known mineralized zones. The exploration program would take approximately three weeks to complete and would cost approximately $5,500.

The second phase would entail soil geochemical surveys, sampling and geological mapping. The phase two program would take approximately two months to complete and would cost approximately $23,500.

The third phase would involve test diamond drilling of the prime targets. This program would take approximately two months to complete and would cost $40,000.

We have not retained a geologist to conduct any of the anticipated exploration work. Mr. Sookochoff, the author of the geological report on the Royal Pit Lode Claim, has indicated that he would be willing to conduct the proposed exploration programs on our behalf, subject to his availability. However, we do not have any agreement with him in this regard.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $89,000.

While we have sufficient funds on hand to cover the phase one exploration costs, we will require additional funding in order to complete the phase two and three exploration program and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the Royal Pit Lode Claim.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2007

We have not earned any revenues from our incorporation on March 15, 2006 to June 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Royal Pit Lode Claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,630 during the nine-month period ended June 30, 2007. These consisted solely of general and administrative expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. This evaluation was conducted by Larry Sostad, our chief executive officer and Gudmund Lovang, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, our chief executive officer and our principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2007


Royal Blue Exploration, Inc.


/s/ Larry Sostad
------------------------------
Larry Sostad, President


/s/ Gudmund Lovang
------------------------------
Gudmund Lovang
Treasurer and Director
Principal Financial Officer