Form 10KSB
period 2007-09-30
Royal Blue Exploration, Inc.
filed 2007-12-21
CIK 1389194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to __________________

                       Commission file number: 333-140578


                          ROYAL BLUE EXPLORATION, INC.
                 (Name of small business issuer in its charter)

            Nevada                                                 Pending
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         160 West 5th Street, Suite 208
                      North Vancouver. B.C., Canada V7M 1J8
                    (Address of principal executive offices)

                                 (604) 904-2432
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                Name of each exchange on which
     to be so registered                each class is to be registered
     -------------------                ------------------------------
            None                                   None

       Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$355,000 as at December 20, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

7,550,000 shares of common stock as at December 20, 2007

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  DESCRIPTION OF BUSINESS............................................   3

ITEM 2:  DESCRIPTION OF PROPERTY............................................   7

ITEM 3:  LEGAL PROCEEDINGS..................................................   7

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   7

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........   7

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........   7

ITEM 7:  FINANCIAL STATEMENTS...............................................   9

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES..............................................  16

ITEM 8A: CONTROLS AND PROCEDURES............................................  16

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......  16

ITEM 10: EXECUTIVE COMPENSATION.............................................  18

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  18

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  19

ITEM 13: EXHIBITS AND REPORTS...............................................  19

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................  19

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We intend to commence operations as an exploration stage company. An exploration stage company is involved in the search for mineral deposits. We own a 100% undivided right, title and interest in and to the mineral property known as the Royal Pit Lode Claim. Our interest in the property consists of the right to explore for and remove minerals from the property. There is no assurance that a commercially viable mineral deposit exists on the property.

Our plan of operation is to conduct exploration work on the Royal Pit Lode Claim in order to ascertain whether it possesses economic quantities of zinc. There can be no assurance that economic mineral deposits or reserves exist on the mineral claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Royal Pit Lode Claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Royal Pit Lode Claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

LOCATION AND ACCESS

The property consists of one claim comprised of 20 acres recorded as the Royal Pit Lode Claim. The mineral claim is located within the southwest Quarter of
Section 7, Range 60E, Township 25 South at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the Royal Pit Lode Claim is southward via Interstate Highway #15 for approximately 27 miles, and one mile before the town of Jean, Nevada, to a junction with a road which is taken easterly for less than one mile to a junction with a road southerly which is taken for one mile to the northern boundary of the Royal Pit Lode Claim.

PHYSIOGRAPHY

The Royal Pit Lode Claim is situated at the northern end of the Sheep Mountain Range, a southerly trending range of mountains with peaks reaching an elevation of 4,184 feet. The claim covers the northeasterly and southwesterly facing slopes of a northerly trending ridge. The topography is moderately steep sloping from near the valley floor at an elevation of 3,000 feet, to 3,325 feet at the southeastern boundary, and on a ridge, of the Royal Pit Lode Claim.

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

PROPERTY AGREEMENT

On June 22, 2006, we entered into an agreement with Multi Metal Mining Corp., a private company owned by our president, Larry Sostad, whereby it sold a 100% undivided right, title and interest in and to the Royal Pit Lode claim to us for US$2,500.

Specifics of the mineral claim are as follows:

     Claim Name       Claim Number   Date of Recording       Date of Expiry
     ----------       ------------   -----------------       --------------
     Royal Pit         20060119        Jan 18, 2006        September 30, 2008

In accordance with Nevada mining regulations, the Royal Pit Lode Claim is in good standing to September 30, 2008. To keep the claim in good standing for additional years, proof of labor on the claim has to be filed each year with the Clark County Recorder's office in Las Vegas prior to its expiry date.

In addition to the State regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Royal Pit Lode Claim is in good standing to September 30, 2008. A yearly maintenance fee of $130 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

INFRASTRUCTURE AND CONDITION OF THE PROPERTY

The Royal Pit Lode Claim is free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the Royal Pit Lode Claim.

MINERALIZATION AND GEOLOGY

In this section, the following technical geological terms have the indicated meanings:

Vein: a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

porphyry: a very hard igneous rock consisting of large-grained crystals, such as feldspar or quartz, dispersed in a fine-grained matrix.

Brecciated rocks: Typically, a sedimentary rock composed of angular fragments from a previous rock structure.

Pyrite: an iron sulfide mineral that forms silvery to brassy metallic cubes or masses which is more commonly known as fool's gold.

Limonite: Mineral composed of iron oxides and water that is very common in many rocks after weathering of the Earth's surface.

Cinnabar: A heavy reddish mercuric sulfide that is the principal ore of mercury.

Malachite: A green secondary copper mineral found in oxidized copper deposits.

Azurite: A blue mineral normally associated with copper ores and often occurs with malachite.

Hydrozincite: A white, grayish, or yellowish mineral composed of basic zinc carbonate, occurring as masses or crusts.

Calamine: A white mineral; a common ore of zinc.

Smithsonite: Native zinc carbonate. It generally occurs in stalactitic, reniform, or botryoidal shapes, of a white to gray, green, or brown color.

Cerrusite: an ore of lead.

Anglesite: A lead sulfate mineral occurring in colorless or tinted crystals and formed by the weathering of lead ore.

Galena: A gray mineral, the principal ore of lead.

Chrysocolla: A minor ore of copper; color is normally emerald green to greenish-blue.

The favourable host rock for the mineralization on the Royal Pit Lode Claim is a limestone bearing unidentified zinc minerals. The Royal Pit Lode Claim incorporates some exploratory workings on minerals zone hosting significant zinc values.

It is reported that ore deposits in the Yellow Pine district fall into two distinct types, which may or may not be related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. Gold-copper deposits consist of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. The lead-zinc deposits occur as veins or replacements of brecciated rocks along fault zones. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides.

EXPLORATION HISTORY

The history of the Royal Pit mine workings is not known. However, the localized exploration pits exploring zinc mineralization were probably excavated during the period of mid to late 1800's after the nearby Goodsprings concentrator was in operation and much exploration activity ensued as a very convenient market for ore.

GEOLOGICAL REPORT

At the request of Royal Blue Exploration, Inc., Mr. Laurence Sookochoff prepared a geological evaluation report on the Royal Pit Lode Claim to recommend an exploration program with a view to establishing sufficient zinc bearing reserves on which to base a productive economic operation.

Mr. Sookochoff is a professional geologist who graduated from the University of British Columbia with bachelor's degrees in geology (1966). Since his graduation, Mr. MacDonald has been continuously employed as a geologist. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.

He recommends the following three phases of exploration:

The first phase would consist of trenching and sampling over known mineralized zones. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

The first phase would take approximately three weeks to complete and would cost approximately $5,500.

The second phase would consist of geological mapping and geophysical surveys. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the property's merit.

The phase two program would take approximately one month to complete and would cost approximately $23,500.

The third phase would involve diamond drilling of the prime targets. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

This program would take approximately two months to complete and would cost $40,000.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;

     -    Dust generation will have to be minimal or otherwise re-mediated;

     - Dumping of material on the surface will have to be re-contoured and re-vegetated;

     - An assessment of all material to be left on the surface will need to be environmentally benign;

     -    Ground water will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2: DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and interest in and to a mineral claim comprising the Royal Pit Lode Claim. We do not own or lease any property other than the Royal Pit Lode Claim.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, 89074.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On November 21, 2007, our shares of common stock were quoted on the OTC Bulletin Board. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. However, no trades of our shares have occurred through the facilities of the OTC Bulletin Board since November 21, 2007.

We have 32 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to complete the recommended phase one, two and three exploration programs on the Royal Pit Lode Claim. We anticipate that the cost of these programs will total $69,000. To date we have not commenced exploration on the Royal Pit Lode Claim.

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

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with our compliance filing obligations as a reporting issuer.

Total expenditures over the next 12 months are therefore expected to be $89,000.

We will require additional funding in order to complete the exploration program and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the Royal Pit Lode Claim.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our directors. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

We did not generate any revenue during the fiscal year ended September 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Royal Pit Lode Claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,501 for the fiscal year ended September 30, 2007, consisting entirely of general and administrative expenses. At September 30, 2007 our assets consisted of $5,241 in cash and we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royal Blue Exploration, Inc.

I have audited the accompanying balance sheets of Royal Blue Exploration, Inc. (the "Company"), an exploration stage company, as of September 30, 2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2007, for the period March 15, 2006 (inception) to September 30, 2006, and for the period March 15, 2006 (inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Blue Exploration, Inc., an exploration stage company, as of September 30, 2007 and 2006 and the results of its operations and cash flows for the year ended September 30, 2007, for the period March 15, 2006 (inception) to September 30, 2006, and for the period March 15, 2006 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Michael T. Studer CPA P.C.
                                           -------------------------------------
                                           Michael T. Studer CPA P.C.

Freeport, New York
November 30, 2007

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                  September 30,      September 30,
                                                                      2007               2006
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  5,241           $ 15,742
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   5,241             15,742
Mineral interest acquisition costs, less reserve
 for impairment of $5,000                                                 --                 --
                                                                    --------           --------

TOTAL ASSETS                                                        $  5,241           $ 15,742
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     --           $  5,000
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                 --              5,000
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
    authorized 75,000,000 shares,
    issued and outstanding 7,550,000 shares                            7,550              7,550
  Additional paid-in capital                                          13,950             13,950
  Deficit accumulated during the exploration stage                   (16,259)           (10,758)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             5,241             10,742
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,241           $ 15,742
                                                                    ========           ========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                                      Cumulative
                                                                                                      during the
                                                                                  Period              exploration
                                                                              March 15, 2006            stage
                                                            Year Ended        (inception) to        (March 15, 2006
                                                           September 30,       September 30,        to September 30,
                                                               2007                 2006                 2007)
                                                            ----------           ----------           ----------
REVENUE                                                     $       --           $       --           $       --
                                                            ----------           ----------           ----------
COSTS AND EXPENSES
  General and administrative                                     5,501                5,758               11,259
  Impairment of mineral interest acquisition costs                  --                5,000                5,000
                                                            ----------           ----------           ----------
Total Costs and Expenses                                         5,501               10,758               16,259
                                                            ----------           ----------           ----------

NET LOSS                                                    $   (5,501)          $  (10,758)          $  (16,259)
                                                            ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                                         $    (0.00)          $    (0.00)
                                                            ==========           ==========

NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
  Basic and Diluted                                          7,550,000            5,744,000
                                                            ==========           ==========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period March 15, 2006 (Inception) to September 30, 2007
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                   Common Stock,                         Accumulated
                                                 $0.001 Par Value         Additional     During the         Total
                                               ---------------------       Paid-in       Development     Stockholders'
                                               Shares         Amount       Capital          Stage           Equity
                                               ------         ------       -------          -----           ------
Common stock issued for cash
  - April 21, 2006 at $0.001 per share       6,500,000      $   6,500     $      --       $      --       $   6,500
  - July 26, 2006 at $0.01 per share         1,000,000          1,000         9,000              --          10,000
  - August 16, 2006 at 0.10 per share           50,000             50         4,950              --           5,000
Net loss for the period March 15, 2006
(inception) to September 30, 2006                   --             --            --         (10,758)        (10,758)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2006 (audited)        7,550,000          7,550        13,950         (10,758)         10,742

Net loss                                            --             --            --          (5,501)         (5,501)
                                             ---------      ---------     ---------       ---------       ---------

Balance, September 30, 2007                  7,550,000      $   7,550     $  13,950       $ (16,259)      $   5,241
                                             =========      =========     =========       =========       =========

See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           Cumulative
                                                                                                           during the
                                                                                         Period            exploration
                                                                                     March 15, 2006          stage
                                                                     Year Ended      (inception) to      (March 15, 2006
                                                                    September 30,     September 30,      to September 30,
                                                                        2007               2006               2007)
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $ (5,501)          $(10,758)          $(16,259)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Impairment of mineral interest acquisition costs                       --              5,000              5,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                           (5,000)             5,000                 --
                                                                      --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                   (10,501)              (758)           (11,259)
                                                                      --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral interest and expenditure of related costs          --             (5,000)            (5,000)
                                                                      --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                        --             (5,000)            (5,000)
                                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                       --             21,500             21,500
                                                                      --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES                        --             21,500             21,500
                                                                      --------           --------           --------

INCREASE (DECREASE) IN CASH                                            (10,501)            15,742              5,241
CASH, BEGINNING OF PERIOD                                               15,742                 --                 --
                                                                      --------           --------           --------

CASH, END OF PERIOD                                                   $  5,241           $ 15,742           $  5,241
                                                                      ========           ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                       $     --           $     --           $     --
                                                                      --------           --------           --------
  Income taxes paid                                                   $     --           $     --           $     --
                                                                      --------           --------           --------


See notes to financial statements.

ROYAL BLUE EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATION

   Royal Blue Exploration, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2006. During the period ended September 30, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the State of Nevada. The Company has not yet determined whether this property contains reserves that are economically recoverable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars.

   These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has incurred losses since inception resulting in an accumulated deficit of $16,259 as at September 30, 2007 and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and offerings of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   MINERAL INTEREST

   Mineral interest exploration and development costs are expensed as incurred until such time as economic reserves are quantified and determined to be economically recoverable. To date, the Company has not established any proven or probable reserves on its mineral properties.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   FOREIGN CURRENCY TRANSLATION

   The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.

   INCOME TAXES

   The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   BASIC AND DILUTED LOSS PER SHARE

   The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

   The Company has no potential dilutive instruments and accordingly, basic loss and diluted loss per share are the same.

3. MINERAL INTEREST ACQUISITION COSTS

   On June 22, 2006, the Company acquired a 100% interest in a mineral exploration claim Royal Pit in the Yellow Pine Mining District located in the SE Quarter, Section 7, TWNSP 25 South, Range 60 East Meridian, Clark County Nevada for total consideration of $2,500.

   The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder.

   After a review of all relevant data relating to the mineral interest, the Company decided to record a reserve for impairment of all the mineral interest acquisition costs at September 30, 2006.

4. COMMON STOCK

   During the period March 15, 2006 (inception) to September 30, 2006, the Company issued a total of 7,550,000 shares of common stock for total cash of $21,500. No stock options or warrants have been issued

   On February 9, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (the "SEC") to register 3,550,000 shares of common stock held by certain stockholders (the "selling shareholders") of the Company. The registration statement was declared effective by the SEC on July 27, 2007 and the selling shareholders may sell their shares at $0.10 per share until the shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices.

5. INCOME TAXES

   As of September 30, 2007, the Company had net operating loss carryforwards of $11,259 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined by management to be more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the entire deferred tax asset relating to these tax loss carryforwards. The net operating loss carryforwards expire $5,758 in 2026 and $5,501 in 2027. Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change of ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTOR:

Name of Director                 Age
----------------                 ---

Larry Sostad                     64
Gudmund Lovang                   73

EXECUTIVE OFFICERS:

Name of Officer                  Age                 Office
---------------                  ---                 ------

Larry Sostad                     64             President and CEO
Gudmund Lovang                   73             Secretary and Treasurer

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MR. LARRY SOSTAD has acted as our president, chief executive officer, and a director since our incorporation on March 15, 2006. Since 1969, Mr. Sostad has been self-employed as a prospector and mineral exploration contractor. In this position, he has been involved in executing geological, geochemical and geophysical exploration programs in Canada, Ecuador, Mexico, Spain, China, England Australia and Costa Rica.

Mr. Sostad intends to devote approximately 25% of his business time to our affairs.

MR. GUDMUND LOVANG has acted as our secretary, treasurer and a director since our incorporation on March 15, 2006. From 1970 to 2000, Mr. Lovang was mineral exploration and camp manager in North and South America for Teck Cominco Limited. He has successfully completed various geology and prospecting courses through the British Columbia Institute of Technology and the University of British Columbia.

Mr. Lovang intends to devote approximately 25% of his business time to our affairs.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                       Number     Transactions    Known Failures
                                       of late     Not Timely       to File a
Name and Principal Position            Reports      Reported      Required Form
---------------------------            -------      --------      -------------
Larry Sostad                              0            0                1
(President CEO and director)

Gudmund Lovang                            0            0                1
(Secretary, treasurer and director)

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period March 15, 2006 (inception) to September 30, 2006 and for the year ended September 30, 2007.

                               ANNUAL COMPENSATION

                                                                 Restricted
                                                        Other      Stock      Options/     LTIP        Other
Name              Title       Year     Salary   Bonus   Comp.     Awarded      SARs(#)   Payouts($)    Comp
----              -----       ----     ------   -----   -----     -------      -------   ----------    ----
Larry Sostad      Pres.       2007      $0        0       0          0            0           0          0
                  CEO & Dir   2006      $0        0       0          0            0           0          0

Gudmund Lovang    Sec.        2007      $0        0       0          0            0           0          0
                  Tres.& Dir  2006      $0        0       0          0            0           0          0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Sostad or Mr. Lovang. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                     Amount of
Title of          Name and Address                  Beneficial        Percent
 Class           of Beneficial Owner                Ownership         of Class
 -----           -------------------                ---------         --------

COMMON         Larry Sostad                          2,000,000          26.5%
STOCK          President, Chief
               Executive Officer,
               and Director
               208 - 160 West 5th Street
               North Vancouver, BC V7M 1J8

COMMON         Gudmund Lovang                        2,000,000          26.5%
STOCK          Secretary, Treasurer
               and Director
               Ste 110 - 310 E. 3rd St
               North Vancouver, BC V7L 1E9

COMMON         All officers and directors            4,000,000          53.0%
STOCK          as a group that consists of
               two people

The percent of class is based on 7,550,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 21, 2006, we sold 4,000,000 shares of our common stock at a price of $0.001 per share: 2,000,000 shares to Larry Sostad, our president, chief executive and a director and 2,000,000 shares to Gudmund Lovang, our secretary, treasurer, and a director.

On June 22, 2006, we entered into an agreement with Multi Metal Mining Corp., a private company owned by our president, Larry Sostad, whereby it sold a 100% undivided right, title and interest in and to the Royal Pit Lode claim to us for US$2,500

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any of our directors or officers;
     *    Any person proposed as a nominee for election as a director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     *    Our promoters, Larry Sostad and Gudmund Lovang;
     *    Any member of the immediate family of any of the foregoing persons.

ITEM 13: EXHIBITS AND REPORTS

EXHIBITS

     Exhibit
     Number                        Description
     ------                        -----------
      3.1*    Articles of Incorporation
      3.2*    Bylaws
      5.1*    Legal opinion to be provided prior to the effective date
     10.1*    Mineral Property Purchase Agreement dated June 22, 2006
     31.1     Certification pursuant to Rule 13a-14(a) under the Securities
              Exchange Act of 1934
     31.2     Certification pursuant to Rule 13a-14(a) under the Securities
              Exchange Act of 1934
     32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.1*    Claims location map

----------
* filed as an exhibit to our registration statement on Form SB-2 dated February 9, 2007
** filed as an exhibit to our registration statement on Form SB-2 dated July 6, 2007

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Michael T. Studer CPA P.C., rendered invoices to us during the fiscal periods indicated for the following fees and services:

                            Period from March 15, 2006       Fiscal year ended
                              to September 30, 2006         September 30, 2007
                              ---------------------         ------------------

Audit fees                           5,000                         6,000
Audit-related fees                     Nil                         4.500
Tax fees                               Nil                           Nil
All other fees                         Nil                           Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Blue Exploration, Inc.


By /s/ Larry Sostad
   --------------------------------------
   Larry Sostad
   President, CEO & Director
   Date: December 20, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Gudmund Lovang
   --------------------------------------
   Gudmund Lovang
   Secretary, Treasurer, Director and CFO
   Date: December 20, 2007