Form 10QSB
period 2007-12-31
Royal Blue Exploration, Inc.
filed 2008-02-11
CIK 1389194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

                        Commission File Number 333-140578


                          Royal Blue Exploration, Inc.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                        Pending
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    160 West 5th Street, Suite 208
     North Vancouver. B.C., Canada                          V7M 1J8
(Address of principal executive offices)              (Postal or Zip Code)

          Issuer's telephone number, including area code: 604-904-2432

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,550,000 Shares of $0.001 par value common stock outstanding as of February 11, 2008.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                   December 31,      September 30,
                                                                      2007               2007
                                                                    --------           --------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  9,027           $  5,241
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   9,027              5,241
Mineral interest acquisition costs, less
 reserve for impairment of $5,000                                         --                 --
                                                                    --------           --------

TOTAL ASSETS                                                        $  9,027           $  5,241
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  6,000           $     --
  Due to related party                                                 3,911                 --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                              9,911                 --
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
    authorized 75,000,000 shares,
    issued and outstanding 7,550,000 shares                            7,550              7,550
  Additional paid-in capital                                          13,950             13,950
  Deficit accumulated during the exploration stage                   (22,384)           (16,259)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              (884)             5,241
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  9,027           $  5,241
                                                                    ========           ========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Cumulative during
                                                           Three months         Three months    the exploration stage
                                                              ended                 ended         (March 15, 2006 to
                                                            December 31,         December 31,         December 31,
                                                               2007                 2006                 2007)
                                                            ----------           ----------           ----------
REVENUE                                                     $       --           $       --           $       --
                                                            ----------           ----------           ----------
COSTS AND EXPENSES
  General and administrative                                     6,125                   18               17,384
  Impairment of mineral interest acquisition costs                  --                   --                5,000
                                                            ----------           ----------           ----------
Total Costs and Expenses                                         6,125                   18               22,384
                                                            ----------           ----------           ----------

NET LOSS                                                    $   (6,125)          $      (18)          $  (22,384)
                                                            ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                                         $    (0.00)          $    (0.00)
                                                            ==========           ==========
NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
  Basic and Diluted                                          7,550,000            7,550,000
                                                            ==========           ==========


See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period March 15, 2006 (Inception) to December 31, 2007
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                   Common Stock,                         Accumulated
                                                 $0.001 Par Value         Additional     During the         Total
                                               ---------------------       Paid-in       Development     Stockholders'
                                               Shares         Amount       Capital          Stage           Equity
                                               ------         ------       -------          -----           ------
Common stock issued for cash
  - April 21, 2006 at $0.001 per share       6,500,000      $   6,500     $      --       $      --       $   6,500
  - July 26, 2006 at $0.01 per share         1,000,000          1,000         9,000              --          10,000
  - August 16, 2006 at 0.10 per share           50,000             50         4,950              --           5,000
Net loss for the period March 15, 2006
(inception) to September 30, 2006                   --             --            --         (10,758)        (10,758)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2006                  7,550,000          7,550        13,950         (10,758)         10,742
Net loss                                            --             --            --          (5,501)         (5,501)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2007                  7,550,000          7,550        13,950         (16,259)          5,241

Unaudited:
Net loss                                            --             --            --          (6,125)         (6,125)
                                             ---------      ---------     ---------       ---------       ---------

Balance, December 31, 2007                   7,550,000      $   7,550     $  13,950       $ (22,384)      $    (884)
                                             =========      =========     =========       =========       =========

See notes to financial statements.

Royal Blue Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative during
                                                            Three months       Three months    the exploration stage
                                                               ended               ended         (March 15, 2006 to
                                                             December 31,       December 31,         December 31,
                                                                2007               2006                 2007)
                                                              --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (6,125)          $    (18)            $(22,384)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Impairment of mineral interest acquisition costs               --                 --                5,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                    6,000                 --                6,000
                                                              --------           --------             --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES              (125)               (18)             (11,384)
                                                              --------           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral interest and expenditure
   of related costs                                                 --                 --               (5,000)
                                                              --------           --------             --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                --                 --               (5,000)
                                                              --------           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in due to related party                    3,911                 --                3,911
  Proceeds from sales of common stock                               --                 --               21,500
                                                              --------           --------             --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES             3,911                 --               25,411
                                                              --------           --------             --------

INCREASE (DECREASE) IN CASH                                      3,786                (18)               9,027
CASH, BEGINNING OF PERIOD                                        5,241             15,742                   --
                                                              --------           --------             --------

CASH, END OF PERIOD                                           $  9,027           $ 15,724             $  9,027
                                                              ========           ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --             $     --
                                                              --------           --------             --------
  Income taxes paid                                           $     --           $     --             $     --
                                                              --------           --------             --------


See notes to financial statements.

ROYAL BLUE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

NOTE 1. INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements as of December 31, 2007 and for the periods ended December 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the periods ended December 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2008. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2007 included in our Form 10-KSB filed December 21, 2007.

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

NOTE 3. RELATED PARTY BALANCES/TRANSACTIONS

     At December 31, 2007, the Company is indebted to a director of the company for $3,911, which is non-interest bearing, unsecured and due on demand.

NOTE 4. MINERAL INTERESTS ACQUISITION COSTS

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

ROYAL BLUE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

     After a review of all relevant data relating to the mineral interest, the Company decided to record a reserve for impairment of all the mineral interest acquisition costs at September 30, 2006.

NOTE 5. COMMON STOCK

     From March 15, 2006 (inception) to September 30, 2006, the Company issued a total of 7,550,000 shares of common stock for total cash consideration of $21,500. No stock options or warrants have been issued.

     On February 9, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (the "SEC") to register 3,550,000 shares of common stock held by certain stockholders (the "selling shareholders") of the Company. The registration statement was declared effective by the SEC on July 27, 2007; the selling shareholders may sell their shares at $.10 per share until the shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices.

NOTE 6. INCOME TAXES

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2007, the Company had a net operating loss carryforward of $22,384, which may be available to reduce future years' taxable income through 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At December 31, 2007, the valuation allowance established against the deferred tax asset is $7,611.

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

ITEM 2. PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one, two and three exploration programs on the Royal Pit Lode Claim. We anticipate that the cost of these programs will total $69,000. To date, we have not commenced exploration on the Royal Pit Lode Claim.

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

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with our compliance with reporting obligations.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2007

We did not earn any revenues during the three-month period ended December 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Royal Pit Lode Claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $6,125 during three-month period ended December 31, 2007. These consisted solely of general and administrative expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Larry Sostad, our chief executive officer our principal accounting officer.

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

CONCLUSIONS

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Subsequent to the fiscal period ended December 31, 2007, we filed a current report on Form 8-K dated January 24, 2008 disclosing that Larry Sostad had resigned as our director and officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2008

Royal Blue Exploration, Inc.


/s/ Larry Sostad
------------------------------
Larry Sostad, President