Form 10QSB
period 2008-03-31
CH4 Energy, Inc.
filed 2008-05-20
CIK 1389194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended March 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _______________ to _______________

                        Commission File Number 333-140578


                                CH4 Energy, Inc.
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                         75-3268284
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4370 La Jolla Village Drive, Ste. 670
          San Diego,  CA                                     92122
(Address of principal executive offices)              (Postal or Zip Code)

          Issuer's telephone number, including area code: 604-904-2432

                          Royal Blue Exploration, Inc.
                         160 West 5th Street, Suite 208
                      North Vancouver. B.C., Canada V7M 1J8
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,550,000 Shares of $0.001 par value common stock outstanding as of April 28, 2008.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH4 Energy, Inc.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         March 31,        September 30,
                                                                           2008               2007
                                                                         --------           --------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:

  Cash                                                                   $    505           $  5,241

MINERAL INTEREST COSTS                                                         --                 --
                                                                         --------           --------
TOTAL ASSETS                                                             $    505           $  5,241
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accrued liabilities                                                    $     --           $     --
  Due to related party                                                      6,061                 --
                                                                         --------           --------
                                                                            6,061                 --
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
   authorized 75,000,000 shares,
   issued and outstanding 7,550,000 shares                                  7,550              7,550
  Additional paid-in capital                                               13,950             13,950
  Deficit accumulated during the exploration stage                        (27,056)           (16,259)
                                                                         --------           --------
                                                                           (5,556)             5,241
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    505           $  5,241
                                                                         ========           ========


See notes to financial statements.

CH4 Energy, Inc.
(An Exploration Stage Company)
Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                             during the
                                             Three months    Three months    Six months     Six months    exploration stage
                                                ended           ended          ended          ended       (March 15, 2006
                                               March 31,       March 31,      March 31,      March 31,      to March 31,
                                                 2008            2007           2008           2007             2008)
                                              ----------      ----------     ----------     ----------       ----------
COSTS AND EXPENSES
  General and administrative                  $    4,672      $      708     $   10,797     $      726       $   22,056
  Impairment of mineral interest costs                                                                            5,000
                                              ----------      ----------     ----------     ----------       ----------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS    $   (4,672)     $     (708)    $  (10,797)    $     (726)      $  (27,056)
                                              ==========      ==========     ==========     ==========       ==========

NET LOSS PER SHARE - BASIC AND DILUTED        $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                              ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED        7,550,000       7,550,000      7,550,000      7,550,000
                                              ==========      ==========     ==========     ==========


See notes to financial statements.

CH4 Energy, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit) (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                   Common Stock,                         Accumulated
                                                 $0.001 Par Value         Additional     During the         Total
                                               ---------------------       Paid-in       Development     Stockholders'
                                               Shares         Amount       Capital          Stage           Equity
                                               ------         ------       -------          -----           ------
Common stock issued for cash
   April 21, 2006 at $0.001 per share        6,500,000      $   6,500     $      --       $      --       $   6,500
   July 26, 2006 at $0.01 per share          1,000,000          1,000         9,000              --          10,000
   August 16, 2006 at $0.10 per share           50,000             50         4,950              --           5,000
Net loss for the period                             --             --            --         (10,758)        (10,758)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2006                  7,550,000          7,550        13,950         (10,758)         10,742
Net loss for the year                               --             --            --          (5,501)         (5,501)
                                             ---------      ---------     ---------       ---------       ---------
Balance, September 30, 2007                  7,550,000          7,550        13,950         (16,259)          5,241
Net loss for the period                                                                     (10,797)        (10,797)
                                             ---------      ---------     ---------       ---------       ---------

Balance, March 31, 2008                      7,550,000      $   7,550     $  13,950       $ (27,056)      $  (5,556)
                                             =========      =========     =========       =========       =========

See notes to financial statements.

CH4 Energy, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative
                                                                                                 during the
                                                           Six months         Six months      exploration stage
                                                             ended              ended         (March 15, 2006
                                                            March 31,          March 31,        to March 31,
                                                              2008               2007               2008)
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(10,797)          $   (726)          $(27,056)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Impairment of mineral interest costs                         --             (5,000)             5,000
  Changes in operating assets and liabilities:
     Accrued liabilities                                          --                 --                 --
                                                            --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                      (10,797)            (5,726)           (22,056)
                                                            --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of mineral interest costs                           --                 --             (5,000)
                                                            --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                           --                 --             (5,000)
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related party                             6,061                 --              6,061
  Proceeds from sales of common stock                             --                 --             21,500
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,061                 --             27,561
                                                            --------           --------           --------

(DECREASE) INCREASE IN CASH                                   (4,736)            (5,726)               505
CASH BEGINNING OF PERIOD                                       5,241             15,742                 --
                                                            --------           --------           --------

CASH END OF PERIOD                                          $    505           $ 10,016           $    505
                                                            ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                             $     --           $     --           $     --
                                                            ========           ========           ========
  Income taxes paid                                         $     --           $     --           $     --
                                                            ========           ========           ========


See notes to financial statements.

CH4 ENERGY, INC.
(formerly Royal Blue Exploration, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

Note 1. Interim Financial Statements

     The unaudited financial statements as of March 31, 2008 and for the periods ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2008. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

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

Note 2. Organization and Business Operations

     CH4 Energy, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2006 as "Royal Blue Exploration, Inc.". During the period ended September 30, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the State of Nevada. The Company has not yet determined whether this property contains reserves that are economically recoverable.

Note 3. Related Party Balances/Transactions

     At March 31, 2008, the Company is indebted to a director of the company for $6,061, which is non-interest bearing, unsecured and due on demand.

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

CH4 ENERGY, INC.
(formerly Royal Blue Exploration, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

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

Note 6. Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2008, the Company had a net operating loss carryforward of $27,056, which may be available to reduce future years' taxable income through 2028. The $27,056 net operating loss carryforward expires $ 10,758 in year 2026, $5,501 in year 2027, and $10,797 in year 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating loss carryforwards. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At March 31, 2008, the valuation allowance established against the deferred tax asset is $9,199.

     Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change of ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7. Subsequent Events

     On May 9, 2008, the shareholders of the Company holding a majority of the outstanding shares voted to change the name of the Company from Royal Blue Exploration, Inc. to CH4 Energy, Inc. The change became effective on May 9, 2008 upon the filing of the Company's Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

            RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2008

We did not earn any revenues during the six-month period ended March 31, 2008. We do not anticipate earning revenues unless we enter into commercial production on the Royal Pit Lode Claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $9,027 during six-month period ended March 31, 2008. These consisted solely of general and administrative expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

                        EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. This evaluation was conducted by Larry Sostad, our chief executive officer and our principal accounting officer.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 9, 2008, the shareholders owning a majority of the outstanding shares resolved to change the Company's name from Royal Blue Exploration, Inc. to CH4 Energy, Inc.. The change became effective on May 9, 2008 with the filing of the Company's Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

We filed the following current reports on Form 8-K subsequent to the quarter ended December 31, 2007:

1. We filed a current report on Form 8-K dated January 24, 2008 disclosing that Gudmund Lovang had resigned as our director and officer on January 23, 2008; and

2. We filed a current report on Form 8-K dated February 21, 2008 disclosing that Gudmund Lovang had sold 2,000,000 shares of our restricted common stock to our President, Larry Sostad.

3. We filed a current report on Form 8-K dated May 16, 2008 disclosing that, on May 9, 2008, the shareholders owning a majority of the outstanding shares resolved to change the Company's name from Royal Blue Exploration, Inc. to CH4 Energy, Inc.. The change became effective on May 9, 2008 with the filing of the Company's Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2008

CH4 Energy, Inc.


/s/ Larry Sostad
------------------------------
Larry Sostad, President