Form 10-Q
period 2008-06-30
CH4 Energy, Inc.
filed 2008-08-19
CIK 1389194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number 333-140578


                                CH4 ENERGY, INC.
                 (Name of small business issuer in its charter)

            Nevada                                       75-3268284
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              13047 W. Iliff Drive
                            Lakewood, Colorado 80228
                    (Address of principal executive offices)

                                 (303) 478-4442
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,840,000 shares of common stock, par value $.001 per share, as of July 31, 2008.

                                CH4 ENERGY, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                    CONTENTS

PART I - FINANCIAL INFORMATION...............................................  3

   Item 1 - Financial Statements.............................................  3

   Item 2 - Management's Discussion and Analysis or Plan of Operation........  9

   Item 4 - Controls and Procedures.......................................... 13

PART II - OTHER INFORMATION.................................................. 14

   Item 1 - Legal Proceedings................................................ 14

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...... 14

   Item 3 - Defaults Upon Senior Securities.................................. 14

   Item 4 - Submission of Matters to a Vote of Security Holders.............. 14

   Item 5 - Other Information................................................ 14

   Item 6 - Exhibits......................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                                                                     June 30,           September 30,
                                                                       2008                 2007
                                                                    ----------           ----------
                                                                    (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                              $   94,898           $    5,241
  Undeveloped oil and gas properties                                   521,884                   --
                                                                    ----------           ----------

Total assets                                                        $  616,782           $    5,241
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                             $   15,331           $       --
  Notes payable to majority stockholder                                574,050                   --
                                                                    ----------           ----------
                                                                       589,381                   --
Stockholders' equity:
  Common stock; $.001 par value; 75,000,000 shares
   authorized; 2,840,000 and 302,000 shares issued
   and outstanding, respectively                                         2,840                  302
  Additional paid-in capital                                            82,110               21,198
  Deficit accumulated during exploration stage                         (57,549)             (16,259)
                                                                    ----------           ----------
                                                                        27,401                5,241
                                                                    ----------           ----------

Total liabilities and stockholders' equity                          $  616,782           $    5,241
                                                                    ==========           ==========


         See notes to the consolidated financial statements (unaudited).

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)

                                                                                                      March 15, 2006
                                     Three Months Ended June 30,       Nine Months Ended June 30,     (inception) to
                                     ---------------------------      ---------------------------        June 30,
                                       2008              2007           2008              2007            2008
                                     ---------         ---------      ---------         ---------       ---------
Costs and expenses:
  General and administrative         $  29,746         $   1,904      $  40,543         $   2,630       $  51,802
  Impairment of mineral interest         5,000
  Interest                                 747                --            747                --             747
                                     ---------         ---------      ---------         ---------       ---------
Net loss applicable to
 common stockholders                 $ (30,493)        $  (1,904)     $ (41,290)        $  (2,630)      $ (57,549)
                                     =========         =========      =========         =========       =========
Net loss per common share -
 basic and diluted                   $    (.07)        $    (.01)     $    (.12)        $    (.01)
                                     =========         =========      =========         =========
Weighted average number of
 common shares outstanding             443,000           302,000        349,000           302,000
                                     =========         =========      =========         =========


         See notes to the consolidated financial statements (unaudited).

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                            March 15, 2006
                                                              Nine Months Ended June 30,    (inception) to
                                                             --------------------------        June 30,
                                                               2008             2007             2008
                                                             ---------        ---------        ---------
Cash flows from operating activities:
  Net loss                                                   $ (41,290)       $  (2,630)       $ (57,549)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Impairment of mineral interest                                 --               --            5,000
  Changes in  operating  assets and liabilities:
     Accrued expenses                                           15,331           (5,000)          15,331
                                                             ---------        ---------        ---------
          Net cash (used in) operating activities              (25,959)          (7,630)         (37,218)
                                                             ---------        ---------        ---------
Cash flows from investing activities:
  Additions to undeveloped oil and gas properties                 (384)              --             (384)
  Purchase of mineral interest                                      --               --           (5,000)
                                                             ---------        ---------        ---------
          Net cash (used in) investing activities                 (384)              --           (5,384)
                                                             ---------        ---------        ---------
Cash flows from financing activities:
  Advances from majority stockholder                           116,000               --          116,000
  Proceeds from sale of common stock                                --               --           21,500
                                                             ---------        ---------        ---------
          Net cash provided by financing activities            116,000               --          137,500
                                                             ---------        ---------        ---------

Net increase (decrease) in cash                                 89,657           (7,630)          94,898
Cash at beginning of period                                      5,241           15,742               --
                                                             ---------        ---------        ---------
Cash at end of period                                        $  94,898        $   8,112        $  94,898
                                                             =========        =========        =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                       $      --
                                                                                               =========
  Cash paid for income taxes                                                                   $      --
                                                                                               =========
Supplemental disclosure of noncash investing and
financing activities:
  Purchase of undeveloped oil and gas properties for
   notes payable and common stock                            $(521,500)                        $(521,500)
                                                             =========                         =========
  Notes payable to majority stockholder for undeveloped
   oil and gas properties                                    $ 458,050                         $ 458,050
                                                             =========                         =========
  Common stock                                               $  63,450                         $  63,450
                                                             =========                         =========

         See notes to the consolidated financial statements (unaudited).

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

           Notes to the Consolidated Financial Statements (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the "SEC") on December 21, 2007 and the Company's Form 8-K's filed in June of 2008.

2. ORGANIZATION

CH4 Energy, Inc. (formerly Royal Blue Exploration, Inc.), was incorporated on March 15, 2006 under the laws of the State of Nevada. The Company is an exploration stage company as defined by SFAS No 7 "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES". The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced. All losses since inception have been considered part of the Company's exploration stage activities.

3. ACQUISITION OF OIL AND GAS LEASES

On June 25, 2008, the Company, along with our subsidiary, entered into a written agreement to purchase oil and gas lease interests from James Fitzsimons at a total cost of $521,500 (the "Agreement"). The Agreement relates to 169 leasehold properties totaling 3522.52 gross (2381.53 net) acres located in Okfuskee and Okmulgee Counties, Oklahoma. The Leases were held in the name of Frontier Land, Inc. ("Frontier") as fiduciary trustee for the benefit of James Fitzsimons, and pursuant to the Agreement, will now be held by Frontier for the benefit of the Company's wholly owned subsidiary, CH4 Energy, LLC.

As consideration for the purchase of Mr. Fitzsimons' oil and gas lease interests, the Company agreed to issue James Fitzsimons 2,538,000 shares (post reverse split) of the Company's common stock, at an agreed value of $63,450. The Company became indebted to James Fitzsimons for the remaining balance of $458,050 for which the Company issued a Promissory Note. This Promissory Note, which is secured by the Leases, bears an interest rate of 9.5% per annum and is payable upon demand.

As part of the Agreement, the Company agreed to pay all outstanding costs of Frontier and all future costs relating both to the Prospect and to future acquisition of leases within the Prospect by Frontier. To assist with financing this obligation, Mr. Fitzsimons provided an additional interim loan to the Company of $116,000. This additional loan, which is also secured by the Leases, is payable upon demand and bears an interest rate of 9.5% per annum and is payable upon demand.

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

           Notes to the Consolidated Financial Statements (Unaudited)


4. OIL AND GAS PROPERTIES

The Company's oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards No. 19 "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES" ("SFAS No. 19"). The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

The Company  reviews its proved oil and gas properties  for impairment  whenever events  and  circumstances  indicate a decline  in the  recoverability  of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

The provision for depreciation, depletion and amortization ("DD&A") of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

                                CH4 ENERGY, INC.
                       (fka Royal Blue Exploration, Inc.)
                         (An Exploration Stage Company)

           Notes to the Consolidated Financial Statements (Unaudited)


5. NOTES TO AN OFFICER/STOCKHOLDER

The Company has two secured, 9.5%-interest bearing notes payable on demand totaling $574,050 with its President and major stockholder James Fitzsimons. During the three and nine-month period ended June 30, 2008 the Company recorded interest expense of $747.

6. COMMON STOCK

On June 17, 2008, the Company's directors approved a 1:25 reverse stock split of the Company's common stock effective June 30, 2008. A majority of the stockholders approved the reverse stock split by written consent in lieu of a meeting on June 17, 2008 in accordance with the Nevada General Corporation Law. All share and per share amounts have been restated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

References to "Company", "we" or "us" refer to CH4 Energy, Inc., unless the context requires otherwise.

FORWARD LOOKING STATEMENTS

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of September 30, 2007 and the Company's Form 8-K's filed in June of 2008. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

     * the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
     *    uncertainties about the estimates of reserves;
     * our ability to increase our production and oil and natural gas income through exploration and development;
     * the number of well locations to be drilled and the time frame within which they will be drilled;
     * the timing and extent of changes in commodity prices for natural gas and crude oil;
     *    domestic demand for oil and natural gas;
     *    drilling and operating risks;
     * the availability of equipment, such as drilling rigs and transportation pipelines;
     *    changes in our drilling plans and related budgets;
     * the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
     * risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB and the Company's Form 8-K's filed in June of 2008.

Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

BUSINESS OVERVIEW

On June 25, 2008, the Company, along with our subsidiary, entered into a written agreement to purchase oil and gas lease interests from James Fitzsimons at a total cost of $521,500 (the "Agreement"). The Agreement relates to 169 leasehold properties totaling 3522.52 gross (2381.53 net) acres located in Okfuskee and Okmulgee Counties, Oklahoma.

James Fitzsimons was the beneficial owner of oil and gas lease interests located in Okfuskee County and Okmulgee County, Oklahoma. Specifically, those oil and gas leases are located in Section 13, Township 11 North, Range 11 East, Okfuskee County, Oklahoma; and Sections 2, 3, 4, 5, 6, 8, 9, 10, 11, 12, 15, 16, 17, 18,
19,  20,  21, 22,  26,  27,  28, 34 and 36,  Township  11 North,  Range 12 East,
Okmulgee County, Oklahoma (these sections hereinafter collectively referred to as the "Prospect" and the related leases hereinafter collectively referred to as the "Leases.").

Pursuant to the Agreement terms, the Company, through its wholly owned subsidiary, acquired 100 % of James Fitzsimons' right, title, and interest in the Leases. The Leases were held in the name of Frontier Land, Inc. ("Frontier") as fiduciary trustee for the benefit of James Fitzsimons, and pursuant to the Agreement, will now be held by Frontier for the benefit of the Company's wholly owned subsidiary, CH4 Energy, LLC.

The total purchase price for the Leases was $521,500. As consideration for the purchase of James Fitzsimons' oil and gas lease interests, the Company agreed to issue James Fitzsimons 2,538,000 shares (post reverse split) of the Company's common stock, at an agreed value of $63,450. The Company became indebted to James Fitzsimons for the remaining balance of $458,050 for which the Company issued a Promissory Note. This Promissory Note, which is secured by the Leases, bears an interest rate of 9.5% per annum and is payable upon demand.

As part of the Agreement, the Company agreed to pay all outstanding costs of Frontier and all future costs relating both to the Prospect and to future acquisition of leases within the Prospect by Frontier. To assist with financing this obligation, Mr. Fitzsimons provided an additional interim loan to the Company of $116,000. This additional loan, which is also secured by the Leases, is payable upon demand and bears an interest rate of 9.5% per annum and is payable upon demand.

As a result of purchasing oil and gas lease interests and our becoming engaged in the business of oil and gas exploration and development and upon the advice of counsel our management believes that our Company ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

CH4 Energy, Inc. (formerly Royal Blue Exploration, Inc.), was incorporated on March 15, 2006 under the laws of the State of Nevada. We are an exploration stage Company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our office is located at 13047 W. Iliff Drive, Lakewood, CO 80228 and our telephone number is (303) 478-4442.

PLAN OF OPERATION

Our plan of operation is to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves. There is no assurance that a commercially viable oil and gas reserve exists on any of our current and future properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility for our future exploration is determined. To date, we do not know if any economically viable oil and gas reserves exist on any of our current or future properties and there is no assurance that we will discover any.

OIL AND GAS PROPERTIES

REPORTED RESERVES

We have not filed, or included in any reports, any estimates of total, proved net oil or gas reserves to any Federal authority or agency with respect to our oil and gas assets.

PRODUCTION

We have not entered into production with respect to any of our oil and gas interests and there is no indication or guarantee that we will do so.

PRODUCTIVE WELLS AND ACREAGE

We do not own any productive wells or developed oil and gas acreage.

UNDEVELOPED ACREAGE

We hold lease interests in approximately 3522.52 gross (2381.53 net) acres located in Okfuskee and Okmulgee Counties, Oklahoma. There are no additional requirements, such as minimum exploration or drilling deadlines, to retain our lease interests. A summary of the property covered by our lease interests is as follows:

  Section-Township-Range            Gross Acres            Net Acres
  ----------------------            -----------            ---------

       13-11N-11E                     40.00                  40.0000
       02-11N-12E                    205.00                 139.4531
       03-11N-12E                    120.00                  43.3333
       04-11N-12E                    404.89                 384.8900
       05-11N-12E                    204.18                 127.9896
       06-11N-12E                    160.00                  70.0000
       08-11N-12E                    120.00                   7.5000
       09-11N-12E                    120.00                  98.1767
       10-11N-12E                    305.67                 247.5450
       11-11N-12E                    160.00                  80.0000
       12-11N-12E                     40.00                  40.0000

       15-11N-12E                    175.00                  52.7500
       16-11N-12E                     80.00                  60.0000
       17-11N-12E                     50.00                  12.5000
       18-11N-12E                    159.29                  93.4873
       19-11N-12E                    199.70                 130.5415
       20-11N-12E                    160.00                 160.0000
       21-11N-12E                     80.00                  33.3333
       22-11N-12E                    120.00                 120.0000
       26-11N-12E                    278.79                 268.8885
       27-11N-12E                    120.00                  88.3360
       28-11N-12E                     80.00                  18.3367
       34-11N-12E                     80.00                  40.0000
       36-11N-12E                     60.00                  24.4792
     TOTALS                         3522.52                 2381.531

The Oklahoma leases are near oil and gas fields with proved developed production and within the general area of the "Woodford shale play," however, the Company has not yet conducted detailed geological mapping of the leases and does not make any representations as to their future production, if any.

DRILLING ACTIVITY

We  have  not  engaged  in  any  oil  and  gas  drilling   activity   since  our
incorporation.

PRESENT ACTIVITIES

We do not hold an interest in any oil and gas wells that are in the process of drilling (including wells temporarily suspended), waterfloods in process of installation, pressure maintenance operations or any other related operations of material importance.

DELIVERY COMMITMENTS

We are not obligated to provide a fixed and determinable quantity of oil or gas to any third party pursuant to any contracts or agreements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the quarter ended June 30, 2008, we incurred a net loss of $30,493 compared to a net loss of $1,904 for the 2007 quarter. During the 2008 quarter, the Company paid professional fees of $25,726, which related primarily to the development of the Company's business plan and costs associated with being a public company, as compared to $-0- for the 2007 quarter. Also during the 2008 quarter, the Company paid general and administrative expenses of $4,020, which included rent, telephone and other office costs, as compared to $1,904 for the 2007 quarter. Interest expense of $747 was computed on the two officer/stockholder notes at 9.5% during the 2008 quarter.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

During the nine months ended June 30, 2007, we incurred a net loss of $41,290 compared to a net loss of $2,630 for the 2007 period. The $38,660 net loss increase is primarily due to the fact that the Company had very limited operations during 2007 and paid no rent or professional fees. During the nine months ended September 30, 2007, the Company paid professional fees of $33,292, which related primarily to the development of the Company's business plan and costs associated with being a public company, as compared to $-0- for the 2007 period. Also during the nine months ended June 30, 2008, the Company paid general and administrative expenses of $7,251, which included rent, telephone and other office costs, as compared to $2,630 for the 2007 period. During the nine months ended June 30, 2008 interest expense of $747 was computed on the two officer/stockholder notes at 9.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests. As of June 30, 2008, we had cash of $94,898 and working capital of $75,567. Our net cash provided by financing activities during the period from our inception to June 30, 2008 was $659,000. The Company has two notes from an officer/stockholder that are payable on demand.

We anticipate that additional funding/financing will be required from the sale of our common stock and/or loans from our officers/stockholders. However we cannot provide with any assurance that we will be able to raise sufficient funding to meet all anticipated expenses. We do not have any arrangements in place for any equity financing.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2008, the Company entered into a material definitive agreement with James Fitzsimons wherein the Company agreed to issue 2,538,000 (post reverse split) shares of its common stock to Mr. Fitzsimons at an agreed price of $63,450. The Shares were sold in a transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The Shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The purchaser of the Shares represented that it was acquiring the Shares for its own account, for investment, and that the purchaser was not a US Person within the meaning of Regulation S. The Company has no obligation to register the resale of the Shares under the Securities Act. The proceeds from the sale of the Shares will be used for working capital purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

   Exhibit
   Number                             Exhibit Description
   ------                             -------------------

     3.1 Amended and Restated Articles of Incorporation - Incorporated by reference to like numbered exhibit to the Company's Current Report on Form 8-K filed May 16, 2008.

     3.2 Bylaws - Incorporated by reference to like numbered exhibit to the Company's Registration Statement on Form SB-2 File Number 333-140578.

     21        Description of Subsidiaries.**

     31.1 Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**

     32.1 Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer.**

----------
** Filed herewith

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CH4 ENERGY, INC.


Date: August 19, 2008                    By: /s/ James Fitzsimons
                                             -----------------------------------
                                             James Fitzsimons, President and CFO

                                  EXHIBIT INDEX

   Exhibit
   Number                             Exhibit Description
   ------                             -------------------

     3.1 Amended and Restated Articles of Incorporation - Incorporated by reference to like numbered exhibit to the Company's Current Report on Form 8-K filed May 16, 2008.

     3.2 Bylaws - Incorporated by reference to like numbered exhibit to the Company's Registration Statement on Form SB-2 File Number 333-140578.

     21        Description of Subsidiaries.**

     31.1 Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**

     32.1 Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer.**

----------
** Filed herewith